Form 10-K/A
period 2013-12-31
AmeriCredit Automobile Receivables Trust 2013-1; AFS SenSub Corp.; AMERICREDIT FINANCIAL SERVICES INC
filed 2014-05-15
CIK 1566972, 1347185, 1002761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

None.

Explanatory Note:

The Form 10-K for the issuing entity’s fiscal year ended December 31, 2013 was originally filed on March 31, 2014. This Form 10-K/A is being filed to correct an error in the Section 302 Certification attached to the Form 10-K as Exhibit 31.1. A corrected and updated Section 302 Certification is attached to this Form 10-K/A as Exhibit 31.1.

Except for the updated exhibits described above, this Form 10-K/A does not update, modify or amend any other information or any other exhibits as originally filed on the Form 10-K. Therefore, this Form 10-K/A does not reflect events occurring after the original filing date of the Form 10-K and does not update those disclosures as affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Not Applicable

(a)(2)	Not Applicable

(a)(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of January 16, 2013, between AmeriCredit Automobile Receivables Trust 2013-1 and The Bank of New York Mellon, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of January 16, 2013, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 4.3	Sale and Servicing Agreement, dated as of January 16, 2013, among AmeriCredit Automobile Receivables Trust 2013-1, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and The Bank of New York Mellon, as Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.1	Purchase Agreement, dated as of January 16, 2013, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.2	Lockbox Account Agreement, dated as of January 16, 2013, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.3	Lockbox Processing Agreement, dated as of January 16, 2013, among AmeriCredit Financial Services, Inc., The Bank of New York Mellon, as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2013 (incorporated by reference from Exhibit 33.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon). (incorporated by reference from Exhibit 33.2 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) (incorporated by reference from Exhibit 34.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP) (incorporated by reference from Exhibit 34.2 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014)

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc. (incorporated by reference from Exhibit 35.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

(c.)	Not Applicable.

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

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report or are incorporated by reference into this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2013 (incorporated by reference from Exhibit 33.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon). (incorporated by reference from Exhibit 33.2 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) (incorporated by reference from Exhibit 34.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP) (incorporated by reference from Exhibit 34.2 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

The Servicer separately confirmed with The Bank of New York Mellon that none of the material instances of noncompliance discussed in Exhibit 33.2 or the Schedules thereto relate to the transaction covered by this Form 10-K/A. The Servicer determined that these instances of noncompliance relate to other transactions and do not represent material instances of noncompliance with the servicing criteria relating to the transaction covered by this Form 10-K/A.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report or are incorporated by reference into this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc. (incorporated by reference from Exhibit 35.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AFS SenSub Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFS SENSUB CORP., as Depositor

By:	/s/ Chris A. Choate
	Name:	Chris A. Choate
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	May 15, 2014

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2013-1

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of January 16, 2013, between AmeriCredit Automobile Receivables Trust 2013-1 and The Bank of New York Mellon, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of January 16, 2013, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 4.3	Sale and Servicing Agreement, dated as of January 16, 2013, among AmeriCredit Automobile Receivables Trust 2013-1, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and The Bank of New York Mellon, as Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.1	Purchase Agreement, dated as of January 16, 2013, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.2	Lockbox Account Agreement, dated as of January 16, 2013, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.3	Lockbox Processing Agreement, dated as of January 16, 2013, among AmeriCredit Financial Services, Inc., The Bank of New York Mellon, as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2013 (incorporated by reference from Exhibit 33.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon). (incorporated by reference from Exhibit 33.2 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) (incorporated by reference from Exhibit 34.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP) (incorporated by reference from Exhibit 34.2 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc. (incorporated by reference from Exhibit 35.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on March 31, 2014).