Form 10-K
period 2015-12-31
AmeriCredit Automobile Receivables Trust 2013-1; AMERICREDIT FINANCIAL SERVICES INC; AFS SenSub Corp.
filed 2016-03-28
CIK 1566972, 1002761, 1347185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission file number of the issuing entity: 333-170231-10

CIK number of the issuing entity: 0001566972

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2013-1

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-170231

CIK number of depositor: 0001347185

AFS SENSUB CORP.

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13329

CIK number of depositor: 0001002761

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

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

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Not Applicable

(a)(2)	Not Applicable

(a)(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of January 16, 2013, between AmeriCredit Automobile Receivables Trust 2013-1 and The Bank of New York Mellon, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of January 16, 2013, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 4.3	Sale and Servicing Agreement, dated as of January 16, 2013, among AmeriCredit Automobile Receivables Trust 2013-1, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and The Bank of New York Mellon, as Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.1	Purchase Agreement, dated as of January 16, 2013, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.2	Lockbox Account Agreement, dated as of January 16, 2013, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.3	Lockbox Processing Agreement, dated as of January 16, 2013, among AmeriCredit Financial Services, Inc., The Bank of New York Mellon, as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2015.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

(c)	Not Applicable.

SUBSTITUTE INFORMATION INCLUDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO

FORM 10-K:

ITEM 1112(b)	OF REGULATION AB. (SIGNIFICANT OBLIGORS OF POOL ASSETS)

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

ITEM 1117 OF REGULATION AB. (LEGAL PROCEEDINGS)

As a consumer finance company, the sponsor is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the sponsor could take the form of class action complaints by consumers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

In July 2014, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, General Motors Financial Company, Inc. (“General Motors Financial”), immediate parent of the sponsor, was served with a subpoena by the U.S. Department of Justice directing it to produce certain documents relating to its and its subsidiaries’ and affiliates’ origination and securitization of subprime automobile loans since 2007. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. General Motors Financial has subsequently been served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to its retail auto loan business and securitization of auto loans. In October 2014, General Motors Financial received a document request from the Securities and Exchange Commission in connection with its investigation into certain practices in subprime auto loan securitization. These investigations are ongoing and could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties.

No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect General Motors Financial or any of its subsidiaries and affiliates, including the servicer, or the interests of the noteholders or the servicer’s ability to perform its duties under the transaction documents.

In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization, or RMBS, transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2015.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AFS SenSub Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	AFS SENSUB CORP.,
as Depositor

By:	/s/ Chris A. Choate
Name: Chris A. Choate
Title: Executive Vice President and Chief Financial Officer
Dated: March 25, 2016

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2013-1

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of January 16, 2013, between AmeriCredit Automobile Receivables Trust 2013-1 and The Bank of New York Mellon, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of January 16, 2013, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 4.3	Sale and Servicing Agreement, dated as of January 16, 2013, among AmeriCredit Automobile Receivables Trust 2013-1, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and The Bank of New York Mellon, as Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.1	Purchase Agreement, dated as of January 16, 2013, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.2	Lockbox Account Agreement, dated as of January 16, 2013, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.3	Lockbox Processing Agreement, dated as of January 16, 2013, among AmeriCredit Financial Services, Inc., The Bank of New York Mellon, as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2015.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.