Form 10-K
period 2016-12-31
AmeriCredit Automobile Receivables Trust 2013-1
filed 2017-03-20
CIK 1566972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016.

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

(a)(1)     Not Applicable

(a)(2)     Not Applicable

(a)(3)     As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of January 16, 2013, between AmeriCredit Automobile Receivables Trust 2013-1 and The Bank of New York Mellon, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of January 16, 2013, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 4.3	Sale and Servicing Agreement, dated as of January 16, 2013, among AmeriCredit Automobile Receivables Trust 2013-1, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and The Bank of New York Mellon, as Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.1	Purchase Agreement, dated as of January 16, 2013, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.2	Lockbox Account Agreement, dated as of January 16, 2013, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.3	Lockbox Processing Agreement, dated as of January 16, 2013, among AmeriCredit Financial Services, Inc., The Bank of New York Mellon, as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2016.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

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

In July 2014, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, General Motors Financial Company, Inc. (“General Motors Financial”), immediate parent of the sponsor, was served with a subpoena by the U.S. Department of Justice directing it to produce certain documents relating to its and its subsidiaries’ and affiliates’ origination and securitization of subprime automobile loans since 2007. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. General Motors Financial has subsequently been served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to its consumer auto loan business and securitization of auto loans. General Motors Financial is investigating these matters internally and believes it is cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties.

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

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2016.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AFS SenSub Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	AFS SENSUB CORP.,
as Depositor

By:	/s/ Chris A. Choate
Name: Chris A. Choate
Title: Executive Vice President and Chief Financial Officer
Dated: March 15, 2017

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2013-1

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of January 16, 2013, between AmeriCredit Automobile Receivables Trust 2013-1 and The Bank of New York Mellon, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of January 16, 2013, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 4.3	Sale and Servicing Agreement, dated as of January 16, 2013, among AmeriCredit Automobile Receivables Trust 2013-1, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and The Bank of New York Mellon, as Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.1	Purchase Agreement, dated as of January 16, 2013, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.2	Lockbox Account Agreement, dated as of January 16, 2013, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 10.3	Lockbox Processing Agreement, dated as of January 16, 2013, among AmeriCredit Financial Services, Inc., The Bank of New York Mellon, as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-1 (File No. 333-170231-10) with the SEC on January 30, 2013).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2016.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.